Form 10-K
period 2003-03-31
HONDA AUTO RECEIVABLES 2000-1 OWNER TRUST
filed 2003-06-26
CIK 1128389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2003

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

Item 1.    Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2000-1 Owner Trust as of March 31, 2003 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	1,127	7,028
b. 61 - 90 Days Delinquent	270	1,776
c. 91 Days or More Delinquent	35	243

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	9,047
b. Total Pool Balance	214,048
c. Delinquency Ratio	4.23%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	3,685
b. Original Portfolio	1,100,025
c. Aggregate Loss Ratio	0.33%

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

Item 3.    Legal Proceedings
          N/A

Item 4.    Submission of Matters to a Vote of Securityholders
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

(b) Reports

Form 8K	Reports	Date
	The month of Apr. 2002	(May.15, 2002)
	The month of May. 2002	(Jun. 17, 2002)
	The month of Jun. 2002	(Jul. 15, 2002)
	The month of Jul. 2002	(Aug. 15, 2002)
	The month of Aug. 2002	(Sept. 16, 2002)
	The month of Sept. 2002	(Oct. 15, 2002)
	The month of Oct. 2002	(Nov.15, 2002)
	The month of Nov. 2002	(Dec.16, 2002)
	The month of Dec. 2002	(Jan.15, 2003)
	The month of Jan. 2003	(Feb.18, 2003)
	The month of Feb. 2003	(Mar.17, 2003)
	The month of Mar. 2003	(Apr.15, 2003)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2000-1 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John I. Weisickle
John I. Weisickle, Vice President