Form 10-K/A
period 2001-03-31
HONDA AUTO RECEIVABLES 2000-1 OWNER TRUST
filed 2003-10-03
CIK 1128389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                   -----------

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

                       Commission file number 333-92827-01



                    HONDA AUTO RECEIVABLES 2000-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)
  =========================================================================
              DELAWARE                            95-7105993
  =========================================================================
  (State or other jurisdiction of              (I.R.S Employer
           incorporation)                    Identification No.)
  =========================================================================
================================================================================
      700 VAN NESS AVENUE
          TORRANCE, CA                               90501
================================================================================
(Address of principal executive offices)           (Zip Code)
================================================================================

        Registrant's telephone number, including area code: (310)781-6131
           Securities registered pursuant to Section 12(b) of the Act:

  =========================================================================
        Title of each class                 Name of each exchange
                                            on which registered
  =========================================================================
                NONE                                 NONE
  =========================================================================

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

--------------------------------------------------------------------------------

PART I

Item 1.  Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2000-1 Owner Trust as of March 31, 2001 :


1. Delinquent Contracts:

                                            CONTRACTS            AMOUNT ($000'S)
                                            ---------            ---------------
   a. 31 - 60 Days Delinquent                   1,144                     13,651
   b. 61 - 90 Days Delinquent                     125                      1,466
   c. 91 Days or More Delinquent                   24                        310

2. Delinquent Ratio:

                                                                 AMOUNT ($000'S)
                                                                 ---------------
   a. Delinquent Balance                                                 15,427
   b. Total Pool Balance                                                904,189
   c. Delinquency Ratio                                                   1.71%

3. Aggregate Net Losses:
                                                                 AMOUNT ($000'S)
                                                                 ---------------
   a. Cumulative Net Losses                                                  481
   b. Original Portfolio                                               1,100,025
   c. Aggregate Loss Ratio                                                 0.04%

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

PART III

Item 10. Directors and Executive Officers of the Registrant
     N/A

Item 11. Executive Compensation
     N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
     N/A

Item 13. Certain Relationships and Related Transactions
     N/A

--------------------------------------------------------------------------------

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) Reports

FORM 8K      REPORTS                            DATE
             -------                            ----
             The month of Oct. 2000             (Nov.15, 2000)

             The month of Nov. 2000             (Dec.15, 2000)

             The month of Dec. 2000             (Jan.15, 2001)

             The month of Jan. 2001             (Feb.15, 2001)

             The month of Feb. 2001             (Mar.15, 2001)

             The month of Mar. 2001             (Apr.16, 2001)

--------------------------------------------------------------------------------

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  EXHIBIT INDEX


EXHIBIT NUMBER       DESCRIPTION                            METHOD OF FILING
--------------       -----------                            ----------------

99(a)                Independent Accountants' Report        Filed herewith.

99(b)                Annual Compliance Certificate          Filed herewith.

99(c)                Annual Statement                       Filed herewith.