Form 10-K/A
period 2002-03-31
HONDA AUTO RECEIVABLES 2000-1 OWNER TRUST
filed 2003-10-03
CIK 1128389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                   -----------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

                       Commission file number 333-92827-01


                    HONDA AUTO RECEIVABLES 2000-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

   ===================================== ===================================

                 DELAWARE                            95-7105993

   ===================================== ===================================
   ===================================== ===================================
     (State or other jurisdiction of              (I.R.S Employer
              incorporation)                     Identification No.)
   ===================================== ===================================
======================================== =======================================

          700 VAN NESS AVENUE
             TORRANCE, CA                                90501
======================================== =======================================
(Address of principal executive offices)               (Zip Code)
======================================== =======================================
        Registrant's telephone number, including area code: (310)781-6131

           Securities registered pursuant to Section 12(b) of the Act:

===================================== ===================================

        Title of each class                 Name of each exchange
                                             on which registered
===================================== ===================================
===================================== ===================================

                NONE                                 NONE
===================================== ===================================
          Securities registered pursuant to section 12(g) of the Act:

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

2. Delinquent Ratio:

                                                                 AMOUNT ($000'S)
                                                                 ---------------

  a. Delinquent Balance                                                   14,705

  b. Total Pool Balance                                                  503,682

  c. Delinquency Ratio                                                     2.92%

3. Aggregate Net Losses:

                                                                 AMOUNT ($000'S)
                                                                 ---------------

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